Form 10-K
period 2011-12-31
CFCRE Commercial Mortgage Trust 2011-C2
filed 2012-03-30
CIK 1535706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

333-172863-01

(Commission File Number of issuing entity)

CFCRE Commercial Mortgage Trust 2011-C2

(Exact name of issuing entity as specified in its charter)

333-172863

(Commission File Number of depositor)

CCRE Commercial Mortgage Securities, L.P.

(Exact name of depositor as specified in its charter)

Cantor Commercial Real Estate Lending, L.P.

(Exact name of sponsor as specified in its charter)

New York	45-6653210 45-6653220 45-6663249
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o CCRE Commercial Mortgage Securities, L.P.

110 East 59th Street

New York, New York 10022

(Address of principal executive offices of issuing entity)

(212) 915-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15

PART I

Item 1.	Business.

Omitted.

Item 1A.	Risk Factors.

Omitted.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Omitted.

Item 3.	Legal Proceedings.

Omitted.

Item 4.	Mine Safety Disclosures.

Omitted.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.	Selected Financial Data.

Omitted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.	Financial Statements and Supplementary Data.

Omitted.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.	Controls and Procedures.

Omitted.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.	Executive Compensation.

Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.	Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

The properties securing the RiverTown Crossings Mall mortgage loan and the Plaza Mexico mortgage loan constitute significant obligors within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for CFCRE Commercial Mortgage Trust 2011-C2. With respect to the property securing the RiverTown Crossings Mall mortgage loan, there are no current updates to the net operating income or to the financial information required by Item 1112(b) of Regulation AB at this time. With respect to the property securing the Plaza Mexico mortgage loan, the information required for this Item 1112(b) rests with a person or entity which is not affiliated with the registrant. Oral and written requests have been made on behalf of the registrant, to the extent required under the related pooling and servicing agreement, to obtain the information required for this Item 1112(b), and the registrant has been unable to obtain such information to include on this Form 10-K by the related filing deadline. Updated net operating income information for the 2011 fiscal year in respect of the property securing the Plaza Mexico mortgage loan is therefore being omitted herefrom in reliance on Rule 12b-21 under the Securities Exchange Act of 1934, as amended.

Item 1114(b)(2) of Regulation AB

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB

The registrant knows of no pending legal proceedings (or legal proceedings contemplated by governmental authorities) against the sponsor, depositor, trustee, issuing entity, servicers, originators, or other parties contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders as described under Item 1117 of Regulation AB.

Item 1119 of Regulation AB

The information regarding this item has been disclosed in the Prospectus of the issuing entity filed in a 424(b)(5) filing dated December 13, 2011.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P., as depositor, Bank of America, National Association, as master servicer, LNR Partners, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as operating advisor, and Citibank, N.A., as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 13, 2011, and filed by the registrant on December 13, 2011, and is incorporated by reference herein)

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, TriMont Real Estate Advisors, Inc., as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Grandbridge Real Estate Capital LLC, as subservicer

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and trustee

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Bank of America, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, TriMont Real Estate Advisors, Inc., as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Grandbridge Real Estate Capital LLC, as subservicer

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Citibank, N.A., as certificate administrator and trustee

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, U.S. Bank National Association, as servicing function participant

35.1	Servicer compliance statement, Bank of America, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, TriMont Real Estate Advisors, Inc., as operating advisor

35.4	Servicer compliance statement, Grandbridge Real Estate Capital LLC, as subservicer

35.5	Servicer compliance statement, Citibank, N.A., as certificate administrator, custodian, and trustee

35.6	Servicer compliance statement, U.S. Bank National Association, as servicing function participant

99.1	Mortgage Loan Purchase Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 13, 2011, and filed by the registrant on December 13, 2011, and is incorporated by reference herein)

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012

CCRE Commercial Mortgage Securities, L.P.

(Depositor)

/s/ Anthony Orso
Anthony Orso, Chief Executive Officer
(Senior Officer in Charge of Securitization of the Depositor)

EXHIBIT INDEX

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P., as depositor, Bank of America, National Association, as master servicer, LNR Partners, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as operating advisor, and Citibank, N.A., as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 13, 2011, and filed by the registrant on December 13, 2011, and is incorporated by reference herein)

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, TriMont Real Estate Advisors, Inc., as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Grandbridge Real Estate Capital LLC, as subservicer

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and trustee

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Bank of America, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, TriMont Real Estate Advisors, Inc., as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Grandbridge Real Estate Capital LLC, as subservicer

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Citibank, N.A., as certificate administrator and trustee

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, U.S. Bank National Association, as servicing function participant

35.1	Servicer compliance statement, Bank of America, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, TriMont Real Estate Advisors, Inc., as operating advisor

35.4	Servicer compliance statement, Grandbridge Real Estate Capital LLC, as subservicer

35.5	Servicer compliance statement, Citibank, N.A., as certificate administrator, custodian and trustee

35.6	Servicer compliance statement, U.S. Bank National Association, as servicing function participant

99.1	Mortgage Loan Purchase Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 13, 2011, and filed by the registrant on December 13, 2011, and is incorporated by reference herein)