Form 10-K
period 2012-12-31
CFCRE Commercial Mortgage Trust 2011-C2
filed 2013-03-29
CIK 1535706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Exact name of sponsor as specified in its charter)

45-6653210
45-6653220
New York	45-6663249
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

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

Not Applicable

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

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

Each of the properties securing the RiverTown Crossings Mall mortgage loan and the Plaza Mexico mortgage loan constitute significant obligors within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for CFCRE Commercial Mortgage Trust 2011-C2. With respect to the property securing the Plaza Mexico mortgage loan, the most recent unaudited net operating income of the significant obligor was $9,008,492.29 for the twelve month period ending December 31, 2012. With respect to the property securing the RiverTown Crossings Mall mortgage loan, the most recent unaudited net operating income of the significant obligor was $18,577,182.51 for the twelve month period ending December 31, 2012.

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

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P., as depositor, Bank of America, National Association, as master servicer, LNR Partners, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as operating advisor, and Citibank, N.A., as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 13, 2011, and filed by the registrant on December 13, 2011, and is incorporated by reference herein)

31	Rule 15(d)-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, TriMont Real Estate Advisors, Inc., as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Grandbridge Real Estate Capital LLC, as subservicer

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and trustee

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Bank of America, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, TriMont Real Estate Advisors, Inc., as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Grandbridge Real Estate Capital LLC, as subservicer

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Citibank, N.A., as certificate administrator and trustee

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, U.S. Bank National Association, as servicing function participant

35.1	Servicer compliance statement, Bank of America, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, TriMont Real Estate Advisors, Inc., as operating advisor

35.4	Servicer compliance statement, Grandbridge Real Estate Capital LLC, as subservicer

35.5	Servicer compliance statement, Citibank, N.A., as certificate administrator, custodian, and trustee

35.6	Servicer compliance statement, U.S. Bank National Association, as servicing function participant

99.1	Mortgage Loan Purchase Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 13, 2011, and filed by the registrant on December 13, 2011, and is incorporated by reference herein)

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2013

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ Anthony Orso
Anthony Orso, Principal Executive Officer
(Senior Officer in Charge of Securitization of the Depositor)

EXHIBIT INDEX

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P., as depositor, Bank of America, National Association, as master servicer, LNR Partners, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as operating advisor, and Citibank, N.A., as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 13, 2011, and filed by the registrant on December 13, 2011, and is incorporated by reference herein)

31	Rule 15(d)-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, TriMont Real Estate Advisors, Inc., as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Grandbridge Real Estate Capital LLC, as subservicer

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and trustee

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Bank of America, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, TriMont Real Estate Advisors, Inc., as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Grandbridge Real Estate Capital LLC, as subservicer

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Citibank, N.A., as certificate administrator and trustee

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, U.S. Bank National Association, as servicing function participant

35.1	Servicer compliance statement, Bank of America, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, TriMont Real Estate Advisors, Inc., as operating advisor

35.4	Servicer compliance statement, Grandbridge Real Estate Capital LLC, as subservicer

35.5	Servicer compliance statement, Citibank, N.A., as certificate administrator, custodian and trustee

35.6	Servicer compliance statement, U.S. Bank National Association, as servicing function participant

99.1	Mortgage Loan Purchase Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 13, 2011, and filed by the registrant on December 13, 2011, and is incorporated by reference herein)