Form 10-K
period 2013-12-31
CFCRE Commercial Mortgage Trust 2011-C2
filed 2014-03-28
CIK 1535706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

See Item 15

EXPLANATORY NOTES

The RiverTown Crossings Mall Mortgage Loan, which constituted approximately 12.8% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the RiverTown Crossings Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the RiverTown Crossings Mall Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

Bank of America, National Association (“Bank of America”) acted as Master Servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to June 24, 2013, when it transferred its servicing rights under the Pooling and Servicing Agreement to KeyCorp Real Estate Capital Markets, Inc. (“KRECM”). KRECM acted as Master Servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after June 24, 2013 and prior to October 1, 2013, when it merged with KeyBank National Association (“KeyBank”). KeyBank was the surviving entity. Included in this Annual Report on Form 10-K under Item 15 are assessments of compliance with applicable servicing criteria, accountants’ attestation reports on assessments of compliance with applicable servicing criteria and annual compliance statements for the reporting period January 1, 2013 through June 23, 2013 for Bank of America. Included in this Annual Report on Form 10-K under Item 15 are assessments of compliance with applicable servicing criteria, accountants’ attestation reports on assessments of compliance with applicable servicing criteria and annual compliance statements for the reporting period June 24, 2013 through September 30, 2013 for KRECM. Included in this Annual Report on Form 10-K under Item 15 are assessments of compliance with applicable servicing criteria, accountants’ attestation reports on assessments of compliance with applicable servicing criteria and annual compliance statements for the reporting period October 1, 2013 through December 31, 2013 for KeyBank.

Citibank, N.A. (“Citibank”) acted as Trustee of the mortgage loans serviced under the Pooling and Servicing Agreement prior to February 28, 2013, when it resigned as Trustee and appointed U.S. Bank National Association (“U.S. Bank”) as Trustee under the Pooling and Servicing Agreement. Included in this Annual Report on Form 10-K under Item 15 are assessments of compliance with applicable servicing criteria and accountants’ attestation reports on assessments of compliance with applicable servicing criteria for the reporting period January 1, 2013 through February 27, 2013 for Citibank. Included in this Annual Report on Form 10-K under Item 15 are assessments of compliance with applicable servicing criteria and accountants’ attestation reports on assessments of compliance with applicable servicing criteria for the reporting period February 28, 2013 through December 31, 2013 for U.S. Bank.

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by the Certificate Administrator to perform certain custodial services. These services are included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j), this vendor is a “servicer” for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant’s attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the Master Servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Item 1122(d)(4)(xi). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j), these vendors are “servicers” for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

With regard to the servicing criteria set forth in subsection 1122(d)(3)(iii), Bank of America (as both Master Servicer and Primary Servicer) has indicated that the criteria is not applicable. Under the terms of the related pooling and servicing agreement, the Certificate Administrator may, and does, perform this servicing function, and Bank of America understands that the Certificate Administrator has included this criteria in its own assessment of compliance for this transaction.

With regard to the servicing criteria set forth in subsection 1122(d)(3)(iii), KeyBank, as successor by merger to KRECM has indicated that the criteria is not applicable. Under the terms of the related pooling and servicing agreement, the Certificate Administrator may, and does, perform this servicing function, and KeyBank understands that the Certificate Administrator has included this criteria in its own assessment of compliance for this transaction.

With regard to the servicing criteria set forth in subsection 1122(d)(4)(vii), Bank of America as Primary Servicer has indicated that the criteria is not applicable. Under the terms of the related pooling and servicing agreement, the Special Servicer may, and does, perform this servicing function, and Bank of America understands that the Special Servicer has included this criteria in its own assessment of compliance for this transaction.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

The RiverTown Crossings Mall Mortgage Loan (Loan Number 1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on December 13, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $20,953,351.87 for the twelve-month period ended December 31, 2013.

The Plaza Mexico Mortgage Loan (Loan Number 2 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on December 13, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $8,656,027.63 for the twelve-month period ended December 31, 2013.

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

Item 1122 of Regulation AB

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans and the RiverTown Crossings Mortgage Loan are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the “2013 KeyBank Assessment”) for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this Form 10-K as Exhibit 33.2. The material instances of noncompliance disclosed in the 2013 KeyBank Assessment are as follows:

1) KeyBank National Association (“KeyBank”) has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c) applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

i) 1122(d)(4)(i) –Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

ii) 1122(d)(4)(x)(c)-Regarding any funds held in trust for an obligor (such as escrow accounts): Such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

2) KeyBank has implemented the following remediation procedures:

i) 1122(d)(4)(i)- Regarding UCC filings, it was discovered, upon transfer of the servicing to KeyBank from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and KeyBank determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to KeyBank during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

ii) 1122(d)(4)(x)(c)- Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.

Item 1123 of Regulation AB

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1)	Not applicable

(2)	Not applicable

(3)	See below

4.1	Pooling and Servicing Agreement, dated as of December 11, 2011, among CCRE Commercial Mortgage Securities, L.P., as Depositor, Bank of America, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, Citibank, N.A., as Certificate Administrator, and Citibank, N.A., as Trustee, relating to the CFCRE Commercial Mortgage Trust 2011-C2 transaction (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 15, 2011 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certification.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Bank of America, National Association, as Master Servicer prior to June 24, 2013

33.2	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer on and after June 24, 2013 and prior to October 1, 2013

33.3	KeyBank National Association, as Master Servicer on and after October 1, 2013 (see Exhibit 33.2)

33.4	LNR Partners, LLC, as Special Servicer

33.5	Citibank, N.A., as Trustee prior to February 28, 2013 and as Certificate Administrator

33.6	U.S. Bank, National Association, as Trustee on and after February 28, 2013

33.7	Trimont Real Estate Advisors, Inc., as Operating Advisor

33.8	CoreLogic, Inc., as Servicing Function Participant

33.9	National Tax Search, LLC, as Servicing Function Participant

33.10	U.S. Bank, National Association, as Servicing Function Participant

33.11	Bank of America, National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan prior to June 24, 2013 (see Exhibit 33.1)

33.12	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after June 24, 2013 and prior to October 1, 2013 (see Exhibit 33.2)

33.13	KeyBank National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after October 1, 2013 (see Exhibit 33.2)

33.14	LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.4)

33.15	Citibank, N.A., as Trustee of the RiverTown Crossings Mall Mortgage Loan prior to February 28, 2013 and as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.5)

33.16	U.S. Bank, National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan on and after February 28, 2013 (see Exhibit 33.6)

33.17	Trimont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.7)

33.18	CoreLogic, Inc., as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.8)

33.19	National Tax Search, LLC, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.9)

33.20	U.S. Bank, National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.10)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Bank of America, National Association, as Master Servicer prior to June 24, 2013

34.2	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer on and after June 24, 2013 and prior to October 1, 2013

34.3	KeyBank National Association, as Master Servicer on and after October 1, 2013 (see Exhibit 34.2)

34.4	LNR Partners, LLC, as Special Servicer

34.5	Citibank, N.A., as Trustee prior to February 28, 2013 and as Certificate Administrator

34.6	U.S. Bank, National Association, as Trustee on and after February 28, 2013

34.7	Trimont Real Estate Advisors, Inc., as Operating Advisor

34.8	CoreLogic, Inc., as Servicing Function Participant

34.9	National Tax Search, LLC, as Servicing Function Participant

34.10	U.S. Bank, National Association, as Servicing Function Participant

34.11	Bank of America, National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan prior to June 24, 2013 (see Exhibit 34.1)

34.12	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after June 24, 2013 and prior to October 1, 2013 (see Exhibit 34.2)

34.13	KeyBank National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after October 1, 2013 (see Exhibit 34.2)

34.14	LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.4)

34.15	Citibank, N.A., as Trustee of the RiverTown Crossings Mall Mortgage Loan prior to February 28, 2013 and as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.5)

34.16	U.S. Bank, National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan on and after February 28, 2013 (see Exhibit 34.6)

34.17	Trimont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.7)

34.18	CoreLogic, Inc., as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.8)

34.19	National Tax Search, LLC, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.9)

34.20	U.S. Bank, National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.10)

35	Servicer compliance statement.

35.1	Bank of America, National Association, as Master Servicer prior to June 24, 2013

35.2	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer on and after June 24, 2013 and prior to October 1, 2013

35.3	KeyBank National Association, as Master Servicer on and after October 1, 2013 (see Exhibit 35.2)

35.4	LNR Partners, LLC, as Special Servicer

35.5	Citibank, N.A., as Certificate Administrator

35.6	Bank of America, National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan prior to June 24, 2013 (see Exhibit 35.1)

35.7	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after June 24, 2013 and prior to October 1, 2013 (see Exhibit 35.2)

35.8	KeyBank National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after October 1, 2013 (see Exhibit 35.2)

35.9	LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 35.4)

35.10	Citibank, N.A., as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 35.5)

99.1	Mortgage Loan Purchase Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 15, 2011 and incorporated by reference herein).

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

Date: March 28, 2014

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ Anthony Orso
Anthony Orso, Principal Executive Officer
(Senior Officer in Charge of Securitization of the Depositor)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of December 11, 2011, among CCRE Commercial Mortgage Securities, L.P., as Depositor, Bank of America, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, Citibank, N.A., as Certificate Administrator, and Citibank, N.A., as Trustee, relating to the CFCRE Commercial Mortgage Trust 2011-C2 transaction (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 15, 2011 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certification.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Bank of America, National Association, as Master Servicer prior to June 24, 2013

33.2	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer on and after June 24, 2013 and prior to October 1, 2013

33.3	KeyBank National Association, as Master Servicer on and after October 1, 2013 (see Exhibit 33.2)

33.4	LNR Partners, LLC, as Special Servicer

33.5	Citibank, N.A., as Trustee prior to February 28, 2013 and as Certificate Administrator

33.6	U.S. Bank, National Association, as Trustee on and after February 28, 2013

33.7	Trimont Real Estate Advisors, Inc., as Operating Advisor

33.8	CoreLogic, Inc., as Servicing Function Participant

33.9	National Tax Search, LLC, as Servicing Function Participant

33.10	U.S. Bank, National Association, as Servicing Function Participant

33.11	Bank of America, National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan prior to June 24, 2013 (see Exhibit 33.1)

33.12	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after June 24, 2013 and prior to October 1, 2013 (see Exhibit 33.2)

33.13	KeyBank National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after October 1, 2013 (see Exhibit 33.2)

33.14	LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.4)

33.15	Citibank, N.A., as Trustee of the RiverTown Crossings Mall Mortgage Loan prior to February 28, 2013 and as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.5)

33.16	U.S. Bank, National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan on and after February 28, 2013 (see Exhibit 33.6)

33.17	Trimont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.7)

33.18	CoreLogic, Inc., as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.8)

33.19	National Tax Search, LLC, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.9)

33.20	U.S. Bank, National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 33.10)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Bank of America, National Association, as Master Servicer prior to June 24, 2013

34.2	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer on and after June 24, 2013 and prior to October 1, 2013

34.3	KeyBank National Association, as Master Servicer on and after October 1, 2013 (see Exhibit 34.2)

34.4	LNR Partners, LLC, as Special Servicer

34.5	Citibank, N.A., as Trustee prior to February 28, 2013 and as Certificate Administrator

34.6	U.S. Bank, National Association, as Trustee on and after February 28, 2013

34.7	Trimont Real Estate Advisors, Inc., as Operating Advisor

34.8	CoreLogic, Inc., as Servicing Function Participant

34.9	National Tax Search, LLC, as Servicing Function Participant

34.10	U.S. Bank, National Association, as Servicing Function Participant

34.11	Bank of America, National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan prior to June 24, 2013 (see Exhibit 34.1)

34.12	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after June 24, 2013 and prior to October 1, 2013 (see Exhibit 34.2)

34.13	KeyBank National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after October 1, 2013 (see Exhibit 34.2)

34.14	LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.4)

34.15	Citibank, N.A., as Trustee of the RiverTown Crossings Mall Mortgage Loan prior to February 28, 2013 and as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.5)

34.16	U.S. Bank, National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan on and after February 28, 2013 (see Exhibit 34.6)

34.17	Trimont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.7)

34.18	CoreLogic, Inc., as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.8)

34.19	National Tax Search, LLC, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.9)

34.20	U.S. Bank, National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 34.10)

35	Servicer compliance statement.

35.1	Bank of America, National Association, as Master Servicer prior to June 24, 2013

35.2	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer on and after June 24, 2013 and prior to October 1, 2013

35.3	KeyBank National Association, as Master Servicer on and after October 1, 2013 (see Exhibit 35.2)

35.4	LNR Partners, LLC, as Special Servicer

35.5	Citibank, N.A., as Certificate Administrator

35.6	Bank of America, National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan prior to June 24, 2013 (see Exhibit 35.1)

35.7	KeyCorp Real Estate Capital Markets, Inc., as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after June 24, 2013 and prior to October 1, 2013 (see Exhibit 35.2)

35.8	KeyBank National Association, as Master Servicer of the RiverTown Crossings Mall Mortgage Loan on and after October 1, 2013 (see Exhibit 35.2)

35.9	LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 35.4)

35.10	Citibank, N.A., as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan (see Exhibit 35.5)

99.1	Mortgage Loan Purchase Agreement, dated as of December 11, 2011, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 15, 2011 and incorporated by reference herein).